Form 10-Q
period 2021-06-30
Orion Acquisition Corp.
filed 2021-08-12
CIK 1836129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 41,400,000 Class A common stock, par value $0.0001 per share, and 10,350,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

ORION ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$886,576	$-
Prepaid expenses	1,065,425	15,000
Total current assets	1,952,001	15,000
Investments held in Trust Account	414,018,767	-
Deferred offering costs	-	321,820
Total Assets	$415,970,768	$336,820

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$12,875	$19,570
Due to related party	2,415	-
Accrued expenses	115,000	250,000
Franchise tax payable	98,680	918
Note payable - related party	-	52,250
Total current liabilities	228,970	322,738
Deferred underwriting commissions	14,490,000	-
Derivative warrant liabilities	16,976,500	-
Total Liabilities	31,695,470	322,738

Commitments and Contingencies

Class A common stock, $0.0001 par value; 37,927,529 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	379,275,290	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 3,472,471 and 0 shares issued and outstanding (excluding 37,927,529 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	347	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	-	23,965
Retained earnings/(accumulated deficit)	4,998,626	(10,918)
Total stockholders’ equity	5,000,008	14,082
Total Liabilities and Stockholders’ Equity	$415,970,768	$336,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$255,889	$367,158
General and administrative expenses - related party	30,000	40,000
Franchise tax expense	49,863	98,702
Loss from operations	(335,752)	(505,860)
Other income (expense)
Financing costs - derivative warrant liabilities	-	(815,795)
Change in fair value of derivative warrant liabilities	4,868,830	8,010,250
Gain on investments held in Trust Account	15,025	18,767
Net income	$4,548,103	$6,707,362

Weighted average shares outstanding of Class A common stock	41,400,000	41,400,000
Basic and diluted net income per share, Class A common stock	$-	$-
Weighted average shares outstanding of Class B common stock	10,350,000	9,887,569
Basic and diluted net income per share, Class B common stock	$0.44	$0.68

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional	Retained Earnings /	Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(10,918)	$14,082
Sale of units in initial public offering, less fair value of public warrants	41,400,000	4,140	-	-	400,015,860	-	400,020,000
Offering costs	-	-	-	-	(22,739,396)	-	(22,739,396)
Excess of cash received over fair value of private placement warrants	-	-	-	-	273,250	-	273,250
Common stock subject to possible redemption	(37,472,719)	(3,747)	-	-	(374,723,443)	-	(374,727,190)
Net income	-	-	-	-	-	2,159,259	2,159,259
Balance - March 31, 2021	3,927,281	393	10,350,000	1,035	2,850,236	2,148,341	5,000,005
Common stock subject to possible redemption	(454,810)	(46)	-	-	(2,850,236)	(1,697,818)	(4,548,100)
Net income	-	-	-	-	-	4,548,103	4,548,103
Balance - June 30, 2021	3,472,471	$347	10,350,000	$1,035	$-	$4,998,626	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$6,707,362
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,010,250)
Financing costs - derivative warrant liabilities	815,795
General and administrative expenses paid by related party under promissory note	3,456
Gain on investments held in Trust Account	(18,767)
Changes in operating assets and liabilities:
Prepaid expenses	(1,055,925)
Due to related party	2,415
Accrued expenses	35,000
Franchise tax payable	97,762
Net cash used in operating activities	(1,423,152)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(135,794)
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	11,280,000
Offering costs paid	(8,834,478)
Net cash provided by financing activities	416,309,728

Net increase in cash	886,576

Cash - beginning of the period	-
Cash - end of the period	$886,576

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$12,875
Offering costs included in accrued expenses	$70,000
Offering costs paid through note payable - related party	$60,518
Outstanding accounts payable paid by related party under promissory note	$19,570
Deferred underwriting commissions	$14,490,000
Initial value of Class A common stock subject to possible redemption	$371,668,010
Change in value of Class A common stock subject to possible redemption	$7,607,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 25, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the preparation for the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Orion Healthcare Acquisition Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.6 million, of which approximately $816,000 was for financing costs - derivative warrant liabilities and approximately $14.5 million was for deferred underwriting commissions (Note 5).

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.8 million, not taking into account tax obligations of approximately $99,000 that may be paid from income from investments held in the Trust Account.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $136,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 3, 2021.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents held outside the Trust Account as of June 30, 2021 and has no cash equivalents held outside the Trust Account as of December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of June 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 37,927,529 and 0 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets of approximately $102,000 with a full valuation allowance recorded against it. Deferred tax assets were deemed immaterial as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is contingent upon the occurrence of future events and in excess of the average ordinary share price for the period and that the inclusion of such warrants would be anti-dilutive.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Gain on investments held in Trust Account	$15,025	$18,767
Less: Company’s portion available to be withdrawn to pay taxes	(15,025)	(18,767)
Net income attributable to Class A common stock	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	41,400,000	41,400,000
Basic and diluted net income per share, Class A common stock	$-	$-

Class B common stock
Numerator: Net income minus net income allocable to Class A common stock
Net income	$4,548,103	$6,707,362
Net income allocable to Class A common stock	-	-
Net income attributable	$4,548,103	$6,707,362
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	10,350,000	9,887,569
Basic and diluted net income per share, Class B common stock	$0.44	$0.68

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

Related Party Loans

On December 8, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of March 4, 2021, the Company had borrowed approximately $136,000 under the Note. On March 8, 2021, the Company repaid the Note in full which resulted in the Note no longer being available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company incurred $30,000 and $40,000 in expenses in connection with such services in the three and six months ended June 30, 2021, respectively as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2021, $40,000 of such expenses are included as accrued expenses on the condensed balance sheet.

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

6. Derivative Warrant Liabilities

There were no warrants outstanding as of December 31, 2020. As of June 30, 2021, there were 10,350,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding.

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

7. Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding. As of June 30, 2021, there were 3,472,471 shares of Class A common stock outstanding, excluding 37,927,529 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,018,767	$-	$-
Liabilities:
Public derivative warrant liabilities	$9,832,500	$-	$-
Private derivative warrant liabilities	$-	$-	$7,144,000

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in April 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model.

The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. As of June 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price.

The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of June 30, 2021
Volatility	14.3%
Stock price	$9.66
Expected life of the options to convert	6.25
Risk-free rate	1.08%
Dividend yield	0.00%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants - Level 3	24,986,750
Change in fair value of derivative warrant liabilities - Level 3	(3,141,420)
Derivative warrant liabilities at March 31, 2021 - Level 3	$21,845,330
Transfer of Public Warrants to Level 1	$(12,198,670)
Change in fair value of derivative warrant liabilities - Level 3	(2,502,660)
Derivative warrant liabilities at June 30, 2021 - Level 3	$7,144,000

9. Subsequent Events

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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2021, we had approximately $1.0 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since November 25, 2020 (inception) through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of approximately $4.5 million, which consisted of approximately $15,000 in gain on investments held in the Trust Account and a gain of approximately $4.9 million from changes in fair value of derivative warrant liabilities, offset by approximately $286,000 in general and administrative expenses, and approximately $49,000 in franchise tax expenses.

For the six months ended June 30, 2021, we had net income of approximately $6.7 million, which consisted of approximately $19,000 in gain on investments held in the Trust Account and a gain of approximately $8.0 million from changes in fair value of derivative warrant liabilities, offset by approximately $407,000 in general and administrative expenses, approximately $816,000 in financing costs – derivative warrant liabilities and approximately $99,000 in franchise tax expenses.

Liquidity and Capital Resource

As of June 30, 2021, we had approximately $0.9 million in its operating bank account, working capital of approximately $1.8 million, not taking into account tax obligations of approximately $99,000 that may be paid from income from investments held in the Trust Account.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note (the “Note”) of $136,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 8, 2021, we repaid the Note in full to our Sponsor which resulted in the Note no longer being available. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Related Party Loans

On December 8, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of June 30, 2021, we borrowed approximately $136,000 under the Note. On March 8, 2021, we repaid the Note in full.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, there were no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We incurred $30,000 and $40,000 in expenses in connection with such services during the three and six months ended June 30, 2021, respectively, as reflected in the accompanying unaudited condensed statement of operation. As of June 30, 2021, $40,000 is due and included in accrued expenses on the condensed balance sheet.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. The fair value of warrants issued by us in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of June 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 37,927,529 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

Net Income (Loss) Per Common Share

Our condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is contingent upon the occurrence of future events and in excess of the average ordinary share price for the period and that the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We performed additional analysis as deemed necessary to ensure that our financial statements for quarter ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, notwithstanding the identified material weakness as of June 30, 2021, management, including our Principal Executive Officer and Principal Financial and Accounting Officer, believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 3, 2021 and in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC March 3, 2021 and in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of August, 2021.

ORION ACQUISITION CORP.

	By:	/s/ Beau Garverick
		Name:	Beau Garverick
		Title:	Chief Executive Officer & Chief Financial Officer

Dated: August 12, 2021