Form 10-Q
period 2021-09-30
Orion Acquisition Corp.
filed 2021-11-10
CIK 1836129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ORION ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-40139	85-4210897
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

767 5th Avenue, 44th Floor

New York, NY 10153

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

As of November 10, 2021, 41,400,000 Class A common stock, par value $0.0001 per share, and 10,350,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

ORION ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ORION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$843,172	$-
Prepaid expenses	889,236	15,000
Total current assets	1,732,408	15,000
Investments held in Trust Account	414,013,916	-
Deferred offering costs	-	321,820
Total Assets	$415,746,324	$336,820

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$12,875	$19,570
Due to related party	148	-
Accrued expenses	689,700	250,000
Franchise tax payable	149,091	918
Note payable - related party	-	52,250
Total current liabilities	851,814	322,738
Deferred underwriting commissions	14,490,000	-
Derivative warrant liabilities	11,436,800	-
Total Liabilities	26,778,614	322,738

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 and 0 shares at $10.00 per share at redemption as of September 30, 2021 and December 31, 2020, respectively	414,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	-	23,965
Accumulated deficit	(25,033,325)	(10,918)
Total stockholders’ equity (deficit)	(25,032,290)	14,082
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):	$415,746,324	$336,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

General and administrative expenses	$762,027	$1,129,184
General and administrative expenses - related party	29,700	69,700
Franchise tax expense	50,711	149,413
Loss from operations	(842,438)	(1,348,297)
Other income (expense)
Financing costs - derivative warrant liabilities	-	(815,795)
Change in fair value of derivative warrant liabilities	5,539,700	13,549,950
Gain (loss) on investments held in Trust Account	(4,850)	13,916
Net income	$4,692,412	$11,399,774

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	31,997,802
Basic and diluted net income per share, Class A common stock	$0.09	$0.27

Weighted average shares outstanding of Class B common stock, basic	10,350,000	10,043,407
Weighted average shares outstanding of Class B common stock, diluted	10,350,000	10,350,000
Basic net income per share, Class B common stock	$0.09	$0.27
Diluted net income per share, Class B common stock	$0.09	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(10,918)	$14,082
Excess of cash received over fair value of private placement warrants	-	-	-	-	273,250	-	273,250
Accretion of Class A common stock to redemption amount	-	-	-	-	(297,215)	(36,422,181)	(36,719,396)
Net income	-	-	-	-	-	2,159,259	2,159,259
Balance - March 31, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(34,273,840)	$(34,272,805)
Net income	-	-	-	-	-	4,548,103	4,548,103
Balance - June 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(29,725,737)	$(29,724,702)
Net income	-	-	-	-	-	4,692,412	4,692,412
Balance - September 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(25,033,325)	$(25,032,290)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$11,399,774
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(13,549,950)
Financing costs - derivative warrant liabilities	815,795
General and administrative expenses paid by related party under promissory note	3,456
Gain on investments held in Trust Account	(13,916)
Changes in operating assets and liabilities:
Prepaid expenses	(879,736)
Due to related party	148
Accrued expenses	609,700
Franchise tax payable	148,173
Net cash used in operating activities	(1,466,556)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(135,794)
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	11,280,000
Offering costs paid	(8,834,478)
Net cash provided by financing activities	416,309,728

Net increase in cash	843,172

Cash - beginning of the period	-
Cash - end of the period	$843,172

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$12,875
Offering costs included in accrued expenses	$70,000
Offering costs paid through note payable - related party	$60,518
Outstanding accounts payable paid by related party under promissory note	$19,570
Deferred underwriting commissions	$14,490,000
Accretion of Class A common stock to redemption amount	$36,719,396

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 25, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the preparation for the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $1.0 million, not taking into account tax obligations of approximately $149,000 that may be paid from income from investments held in the Trust Account.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $136,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 3, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.9 million in additional paid-in capital and an increase of approximately $36.4 million to accumulated deficit, as well as a reclassification of 4,233,199 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on March 10, 2021, and the Company’s Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $39.3 million and $34.7 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents held outside the Trust Account as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of September 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $816,000 is included in financing costs - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $22.7 million is included in stockholders’ equity.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 41,400,000 and 0 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets of approximately $165,000 with a full valuation allowance recorded against it. Deferred tax assets were deemed immaterial as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,870,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income - basic	$3,753,930	$938,482	$8,676,433	$2,723,341
Allocation of net income - diluted	$3,753,930	$938,482	$8,613,616	$2,786,158

Denominator:
Basic weighted average common shares outstanding	41,400,000	10,350,000	31,997,802	10,043,407
Diluted weighted average common shares outstanding	41,400,000	10,350,000	31,997,802	10,350,000

Basic net income per share of common stock	$0.09	$0.09	$0.27	$0.27
Diluted net income per share of common stock	$0.09	$0.09	$0.27	$0.27

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no material impact upon adoption.

The Company does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company incurred approximately $30,000 and approximately $70,000 in expenses in connection with such services in the three and nine months ended September 30, 2021, respectively as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2021, approximately $70,000 of such expenses are included as accrued expenses on the condensed balance sheet.

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

6. Derivative Warrant Liabilities

There were no warrants outstanding as of December 31, 2020. As of September 30, 2021, there were 10,350,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding.

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

7. Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 41,400,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Amount allocated to Public Warrants	(13,980,000)
Class A common stock issuance costs	(22,739,396)
Plus:
Accretion of carrying value to redemption value	36,719,396
Class A common stock subject to possible redemption	$414,000,000

8. Stockholders’ Equity

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding. As of September 30, 2021, there were 41,400,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified as temporary equity in the accompanying condensed balance sheets (see Note 7).

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

9. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Assets held in Trust Account:
U.S. Treasury securities	$413,978,905	$-	$-
Cash and cash equivalents - mutual funds	35,011	-	-
	$414,013,916	$-	$-
Liabilities
Derivative warrant liabilities - Public Warrants	$6,624,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$4,812,800

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in April 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. As of September 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. For the three and nine months ended September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of $5.5 million and $13.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of September 30, 2021
Volatility	11.0%
Stock price	$9.70
Expected life of the options to convert	6.00
Risk-free rate	1.14%
Dividend yield	0.00%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants - Level 3	24,986,750
Change in fair value of derivative warrant liabilities - Level 3	(3,141,420)
Derivative warrant liabilities at March 31, 2021 - Level 3	$21,845,330
Transfer of Public Warrants to Level 1	$(12,198,670)
Change in fair value of derivative warrant liabilities - Level 3	(2,502,660)
Derivative warrant liabilities at June 30, 2021 - Level 3	$7,144,000
Change in fair value of derivative warrant liabilities - Level 3	(2,331,200)
Derivative warrant liabilities at September 30, 2021 - Level 3	$4,812,800

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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2021, we had approximately $0.8 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since November 25, 2020 (inception) through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $4.7 million, which consisted of a gain of approximately $5.5 million from changes in fair value of derivative warrant liabilities, offset by approximately $5,000 in losses on investments held in the Trust Account, approximately $792,000 in general and administrative expenses, and approximately $51,000 in franchise tax expenses.

For the nine months ended September 30, 2021, we had net income of approximately $11.4 million, which consisted of approximately $14,000 in gain on investments held in the Trust Account and a gain of approximately $13.5 million from changes in fair value of derivative warrant liabilities, offset by approximately $1.2 million in general and administrative expenses, approximately $816,000 in financing costs - derivative warrant liabilities and approximately $149,000 in franchise tax expenses.

Liquidity and Capital Resource

As of September 30, 2021, we had approximately $0.8 million in its operating bank account, working capital of approximately $1.0 million, not taking into account tax obligations of approximately $149,000 that may be paid from income from investments held in the Trust Account.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note (the “Note”) of $136,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 8, 2021, we repaid the Note in full to our Sponsor which resulted in the Note no longer being available. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Related Party Loans

On December 8, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of March 4, 2021, we borrowed approximately $136,000 under the Note. On March 8, 2021, we repaid the Note in full.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, there were no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We incurred approximately $30,000 and approximately $70,000 in expenses in connection with such services during the three and nine months ended September 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operation. As of September 30, 2021, approximately $70,000 is due and included in accrued expenses on the condensed balance sheet.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The fair value of warrants issued by us in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of September 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 41,400,000 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Share

We complied with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,870,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021, with no material impact upon adoption.

We do not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of November, 2021.

ORION ACQUISITION CORP.

	By:	/s/ Beau Garverick
		Name:	Beau Garverick
		Title:	Chief Executive Officer & Chief Financial Officer

Dated: November 10, 2021