Form 10-Q/A
period 2021-09-30
Orion Acquisition Corp.
filed 2022-02-17
CIK 1836129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of February 17, 2022, 41,400,000 Class A common stock, par value $0.0001 per share, and 10,350,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Orion Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) amends and restates certain terms in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Original Quarterly Report”) of Orion Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021.

Background of Restatement

On November 10, 2021, Orion Acquisition Corporation (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021, which included a section within Note 2, Revision of Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 4, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares and revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Original Quarterly Report. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Original Quarterly Report (collectively, the “Affected Periods”), should be restated to report all of the redeemable Class A common stock, par value $0.0001 per share, issued as part of the units sold in the IPO as temporary equity and should no longer be relied upon.

As such, the Company has restated the financial statements of the Affected Periods in this Quarterly Report on Form 10-Q/A. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 29, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021, as the circumstances that led to the restatement of our financial statements had not yet been identified. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ORION ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ORION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$843,172	$-
Prepaid expenses	889,236	15,000
Total current assets	1,732,408	15,000
Investments held in Trust Account	414,013,916	-
Deferred offering costs	-	321,820
Total Assets	$415,746,324	$336,820

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$12,875	$19,570
Due to related party	148	-
Accrued expenses	689,700	250,000
Franchise tax payable	149,091	918
Note payable - related party	-	52,250
Total current liabilities	851,814	322,738
Deferred underwriting commissions	14,490,000	-
Derivative warrant liabilities	11,436,800	-
Total Liabilities	26,778,614	322,738

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 and 0 shares at $10.00 per share redemption value as of September 30, 2021, and December 31, 2020, respectively	414,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	-	23,965
Accumulated deficit	(25,033,325)	(10,918)
Total stockholders’ equity (deficit)	(25,032,290)	14,082
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):	$415,746,324	$336,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

General and administrative expenses	$762,027	$1,129,184
General and administrative expenses - related party	29,700	69,700
Franchise tax expense	50,711	149,413
Loss from operations	(842,438)	(1,348,297)
Other income (expense)
Financing costs - derivative warrant liabilities	-	(815,795)
Change in fair value of derivative warrant liabilities	5,539,700	13,549,950
Gain (loss) on investments held in Trust Account	(4,850)	13,916
Net income	$4,692,412	$11,399,774

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	31,997,802
Basic and diluted net income per share, Class A common stock	$0.09	$0.27

Weighted average shares outstanding of Class B common stock, basic	10,350,000	10,043,407
Weighted average shares outstanding of Class B common stock, diluted	10,350,000	10,350,000
Basic net income per share, Class B common stock	$0.09	$0.27
Diluted net income per share, Class B common stock	$0.09	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(10,918)	$14,082
Excess of cash received over fair value of private placement warrants	-	-	-	-	273,250	-	273,250
Accretion of Class A common stock to redemption amount, as restated	-	-	-	-	(297,215)	(36,422,181)	(36,719,396)
Net income	-	-	-	-	-	2,159,259	2,159,259
Balance - March 31, 2021 (unaudited), as restated	-	$-	10,350,000	$1,035	$-	$(34,273,840)	$(34,272,805)
Net income	-	-	-	-	-	4,548,103	4,548,103
Balance - June 30, 2021 (unaudited), as restated	-	$-	10,350,000	$1,035	$-	$(29,725,737)	$(29,724,702)
Net income	-	-	-	-	-	4,692,412	4,692,412
Balance - September 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(25,033,325)	$(25,032,290)

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

The Company’s sponsor is Orion Healthcare Acquisition Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.6 million, of which approximately $816,000 was for financing costs - derivative warrant liabilities and approximately $14.5 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,520,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $11.3 million (Note 5).

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $1.0 million, not taking into account tax obligations of approximately $149,000 that may be paid from income from investments held in the Trust Account.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of approximately $136,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

2. Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require Class A common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and restate earnings per share. As such, the Company is reporting the restatement to the Affected Quarterly Periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$416,220,588	-	$416,220,588
Total liabilities	$36,493,393	-	$36,493,393
Class A common stock subject to redemption	374,727,190	39,272,810	$414,000,000
Preferred stock	-	-	-
Class A common stock	393	(393)	-
Class B common stock	1,035	-	1,035
Additional paid-in capital	2,850,236	(2,850,236)	-
Retained earnings (accumulated deficit)	2,148,341	(36,422,181)	(34,273,840)
Total stockholders’ equity (deficit)	$5,000,005	$(39,272,810)	$(34,272,805)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$416,220,588	$-	$416,220,588
Shares of Class A common stock subject to redemption	37,472,719	3,927,281	41,400,000
Shares of Class A common stock	3,927,281	(3,927,281)	-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$371,668,010	$(371,668,010)	$-
Change in value of Class A common stock subject to possible redemption	$3,059,180	$(3,059,180)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$415,970,768	-	$415,970,768
Total liabilities	$31,695,470	-	$31,695,470
Class A common stock subject to redemption	379,275,290	34,724,710	$414,000,000
Preferred stock	-	-	-
Class A common stock	347	(347)	-
Class B common stock	1,035	-	1,035
Additional paid-in capital	-	-	-
Retained earnings (accumulated deficit)	4,998,626	(34,724,363)	(29,725,737)
Total stockholders’ equity (deficit)	$5,000,008	$(34,724,710)	$(29,724,702)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$415,970,768	$-	$415,970,768
Shares of Class A common stock subject to redemption	37,927,529	3,472,471	41,400,000
Shares of Class A common stock	3,472,471	(3,472,471)	-

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$371,668,010	$(371,668,010)	$-
Change in value of Class A common stock subject to possible redemption	$7,607,280	$(7,607,280)	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Adjusted
Three months ended March 31, 2021 (unaudited)
Net income	$2,159,259	$-	$2,159,259
Weighted average shares outstanding - Class A common stock	41,400,000	(28,520,000)	12,880,000
Basic earnings per share - Class A common stock	$-	$0.10	$0.10
Diluted earnings per share - Class A common stock	$-	$0.09	$0.09
Weighted average shares outstanding, basic - Class B common stock	9,420,000	-	9,420,000
Weighted average shares outstanding, diluted- Class B common stock	9,420,000	930,000	10,350,000
Basic earnings per share - Class B common stock	$0.23	$(0.13)	$0.10
Diluted earnings per share - Class B common stock	$0.23	$(0.14)	$0.09
Three months ended June 30, 2021 (unaudited)
Net income	$4,548,103	$-	$4,548,103
Weighted average shares outstanding - Class A common stock	41,400,000	-	41,400,000
Basic and diluted earnings per share - Class A common stock	$-	$0.09	$0.09
Weighted average shares outstanding - Class B common stock	10,350,000	-	10,350,000
Basic and diluted earnings per share - Class B common stock	$0.44	$(0.35)	$0.09
Six months ended June 30, 2021 (unaudited)
Net income	$6,707,362	$-	$6,707,362
Weighted average shares outstanding - Class A common stock	41,400,000	(14,181,215)	27,218,785
Basic and diluted earnings per share - Class A common stock	$-	$0.18	$0.18
Weighted average shares outstanding, basic - Class B common stock	9,887,569	-	9,887,569
Weighted average shares outstanding, diluted- Class B common stock	9,887,569	462,431	10,350,000
Basic and diluted earnings per share - Class B common stock	$0.68	$(0.50)	$0.18

3. Basis of Presentation and Summary of Significant Accounting Policies

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,870,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

4. Initial Public Offering

On March 4, 2021, the Company consummated its Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.5 million, of which approximately $14.5 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

5. Related Party Transactions

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

6. Commitments and Contingencies

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

7. Derivative Warrant Liabilities

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

8. Class A Common Stock Subject to Possible Redemption

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

9. Stockholders’ Deficit

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding. As of September 30, 2021, there were 41,400,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified as temporary equity in the accompanying condensed balance sheets (see Note 8).

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

10. Fair Value Measurements

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

Orion Acquisition Corp

Notes to Unaudited Condensed Financial Statements (As Restated)

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

11. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the restatement in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,870,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that its control around accounting for complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement described in this Quarterly Report on Form 10-Q/A had not been identified.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have enhanced and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 3, 2021 and in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC March 3, 2021, in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021 and in our Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 12, 2021, except for the following:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See Note 2 to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Previously, following this issuance of the SEC Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal control over financial reporting and restatement of our financial statements, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 17th day of February, 2022.

ORION ACQUISITION CORP.

	By:	/s/ Beau Garverick
		Name:	Beau Garverick
		Title:	Chief Executive Officer & Chief Financial Officer

Dated: February 17, 2022