Form 10-Q
period 2022-03-31
Orion Acquisition Corp.
filed 2022-05-13
CIK 1836129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 41,400,000 Class A common stock, par value $0.0001 per share, and 10,350,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

ORION ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ORION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$525,747	$818,897
Prepaid expenses	622,718	716,735
Total current assets	1,148,465	1,535,632
Investments held in Trust Account	414,106,228	414,055,324
Total Assets	$415,254,693	$415,590,956

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$37,350	$16,664
Accrued expenses	1,127,443	919,700
Franchise tax payable	49,365	183,064
Total current liabilities	1,214,158	1,119,428
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	5,539,700	11,615,500
Total Liabilities	21,243,858	27,224,928

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(19,990,200)	(25,635,007)
Total stockholders’ deficit	(19,989,165)	(25,633,972)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$415,254,693	$415,590,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$402,532	$111,269
General and administrative expenses - related party	30,000	10,000
Franchise tax expense	49,365	48,839
Loss from operations	(481,897)	(170,108)
Other income (expense)
Financing costs - derivative warrant liabilities	-	(815,795)
Change in fair value of derivative warrant liabilities	6,075,800	3,141,420
Interest earned on investments held in Trust Account	50,904	3,742
Total other income (expense)	6,126,704	2,329,367
Net income	$5,644,807	$2,159,259

Weighted average shares outstanding of Class A common stock, basic	41,400,000	12,880,000
Weighted average shares outstanding of Class A common stock, diluted	41,400,000	12,880,000
Basic net income per share, Class A common stock	$0.11	$0.10
Diluted net income per share, Class A common stock	$0.11	$0.09

Weighted average shares outstanding of Class B common stock, basic	10,350,000	9,420,000
Weighted average shares outstanding of Class B common stock, diluted	10,350,000	10,350,000
Basic net income per share, Class B common stock	$0.11	$0.10
Diluted net income per share, Class B common stock	$0.11	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	10,350,000	$1,035	$-	$(25,635,007)	$(25,633,972)
Net income	-	-	-	-	-	5,644,807	5,644,807
Balance - March 31, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(19,990,200)	$(19,989,165)

	For the Three Months Ended March 31, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(10,918)	$14,082
Excess of cash received over fair value of private placement warrants	-	-	-	-	273,250	-	273,250
Accretion of Class A common stock to redemption amount	-	-	-	-	(297,215)	(36,422,181)	(36,719,396)
Net income	-	-	-	-	-	2,159,259	2,159,259
Balance - March 31, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(34,273,840)	$(34,272,805)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$5,644,807	$2,159,259
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,075,800)	(3,141,420)
Financing costs - derivative warrant liabilities	-	815,795
General and administrative expenses paid by related party under promissory note	-	3,456
Gain on investments held in Trust Account	(50,904)	(3,742)
Changes in operating assets and liabilities:
Prepaid expenses	94,017	(1,193,283)
Accounts payable	20,686	4,120
Due to related party	-	2,985
Accrued expenses	207,743	4,833
Franchise tax payable	(133,699)	47,899
Net cash used in operating activities	(293,150)	(1,300,098)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(414,000,000)
Net cash used in investing activities	-	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(135,794)
Proceeds received from initial public offering, gross	-	414,000,000
Proceeds received from private placement	-	11,280,000
Offering costs paid	-	(8,830,045)
Net cash provided by financing activities	-	416,314,161

Net change in cash	(293,150)	1,014,063

Cash - beginning of the period	818,897	-
Cash - end of the period	$525,747	$1,014,063

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$17,308
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid through note payable - related party	$-	$60,518
Usage of prepaid offering costs	$-	$5,500
Outstanding accounts payable paid by related party under promissory note	$-	$19,570
Deferred underwriting commissions	$-	$14,490,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

1. Description of Organization and Business Operations

Organization and General

Orion Acquisition Corp. (the “Company”) is a blank check company incorporated on November 25, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 25, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the preparation for the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.

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

Orion Acquisition Corp.

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

Orion Acquisition Corp.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $526,000 in its operating bank account and a working capital deficit of approximately $16,000, not taking into account tax obligations of approximately $49,000 that may be paid from income from investments held in the Trust Account.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $136,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by March 4, 2023, then the Company will cease all operations except for the purpose of liquidating. Management intends to close the business transaction prior to the termination date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2022.

Orion Acquisition Corp.

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

This may make comparison of the Company’s unaudited condensed financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, except for the derivative warrant liabilities (see Note 6).

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance on its deferred taxes as of March 31, 2022 and December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,870,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income - basic	$4,515,846	$1,128,961	$1,247,142	$912,117
Allocation of net income - diluted	$4,515,846	$1,128,961	$1,197,213	$962,046

Denominator:
Basic weighted average common shares outstanding	41,400,000	10,350,000	12,880,000	9,420,000
Diluted weighted average common shares outstanding	41,400,000	10,350,000	12,880,000	10,350,000

Basic net income per share of common stock	$0.11	$0.11	$0.10	$0.10
Diluted net income per share of common stock	$0.11	$0.11	$0.09	$0.09

Recent Accounting Pronouncements

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company incurred $30,000 and $10,000 in expenses in connection with such services in the three months ended March 31, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, approximately $130,000 and $100,000, respectively, of such expenses are included as accrued expenses on the condensed balance sheets.

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

6. Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, there were 10,350,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding.

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

Orion Acquisition Corp.

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

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

7. Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Amount allocated to Public Warrants	(13,980,000)
Class A common stock issuance costs	(22,739,396)
Plus:
Accretion of carrying value to redemption value	36,719,396
Class A common stock subject to possible redemption	$414,000,000

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

8. Stockholders’ Deficit

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified as temporary equity in the accompanying condensed balance sheets (see Note 7).

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

9. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Assets held in Trust Account:
U.S. Treasury securities	$414,020,828	$-	$-
Cash and cash equivalents - mutual funds	85,400	-	-
	$414,106,228	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$3,208,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$2,331,200

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Assets held in Trust Account:
U.S. Treasury securities	$414,020,312	$-	$-
Cash and cash equivalents - mutual funds	35,012	-	-
	$414,055,324	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$6,727,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$4,888,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in April 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model.

The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte Carlo simulations at each measurement date. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. As of March 31, 2022, the fair value of the Public Warrants was estimated at their listed public trading price. For the three months ended March 31, 2022 and 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of $6.1 million and $3.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Volatility	4.9%	10.7%
Stock price	$9.77	$9.78
Expected life of the options to convert	5.50	5.75
Risk-free rate	2.39%	1.32%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for three months ended March 31, 2022 and 2021 is summarized as follows:

	2022	2021
Derivative warrant liabilities as of January 1	$4,888,000	$-
Issuance of Public and Private Warrants - Level 3	-	24,986,750
Change in fair value of derivative warrant liabilities - Level 3	(2,556,800)	(3,141,420)
Derivative warrant liabilities as of March 31 - Level 3	$2,331,200	$21,845,330

10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated on November 25, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2022, we had approximately $526,000 in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since November 25, 2020 (inception) through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account.

For the three months ended March 31, 2022, we had net income of approximately $5.6 million, which consisted of a gain of approximately $6.1 million from changes in fair value of derivative warrant liabilities and approximately $51,000 from interest earned on investments held in the Trust Account, partially offset by approximately $403,000 in general and administrative expenses, $30,000 in general and administrative expenses – related party, and approximately $49,000 in franchise tax expenses.

For the three months ended March 31, 2022, we had net income of approximately $2.2 million, which consisted of a gain of approximately $3.1 million from changes in fair value of derivative warrant liabilities and approximately $4,000 from interest earned on investments held in the Trust Account, partially offset by approximately $816,000 in financing costs – derivative warrant liabilities approximately $111,000 in general and administrative expenses, $10,000 in general and administrative expenses – related party, and approximately $49,000 in franchise tax expenses.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $526,000 in our operating bank account and a working capital deficit of approximately $16,000 not taking into account tax obligations of approximately $49,000 that may be paid from income from investments held in the Trust Account.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note (the “Note”) of $136,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 8, 2021, we repaid the Note in full to our Sponsor which resulted in the Note no longer being available. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” our management has determined that the working capital deficit and mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by March 4, 2023, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 4, 2023.

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

The Sponsor and the Company’s officers and directors (the “Initial Stockholders”) agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We incurred $30,000 and $10,000 in expenses in connection with such services in the three months ended March 31, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, approximately $130,000 and $100,000, respectively, of such expenses are included as accrued expenses on the condensed balance sheets.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The fair value of warrants issued by us in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Net Income Per Common Share

We complied with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 17,870,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that its control around accounting for complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of March 4, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC March 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Letter Agreement, dated February 24, 2022, by and between the Company and Stephen Schlegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40139), filed with the Securities and Exchange Commission on February 28, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of May, 2022.

ORION ACQUISITION CORP.

	By:	/s/ Beau Garverick
		Name:	Beau Garverick
		Title:	Chief Executive Officer & Chief Financial Officer

Dated: May 13, 2022