Form 10-Q
period 2022-06-30
Orion Acquisition Corp.
filed 2022-08-10
CIK 1836129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, 41,400,000 Class A common stock, par value $0.0001 per share, and 10,350,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

ORION ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ORION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$249,463	$818,897
Prepaid expenses	458,623	716,735
Total current assets	708,086	1,535,632
Investments held in Trust Account	414,716,189	414,055,324
Total Assets	$415,424,275	$415,590,956

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$4,407	$16,664
Accrued expenses	1,156,757	919,700
Franchise tax payable	1,477	183,064
Income tax payable	91,051	-
Total current liabilities	1,253,692	1,119,428
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	1,608,300	11,615,500
Total Liabilities	17,351,992	27,224,928

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares issued and outstanding at $10.01 and $10.00 per share at redemption as of June 30, 2022 and December 31, 2021, respectively	414,225,468	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(16,154,220)	(25,635,007)
Total stockholders’ deficit	(16,153,185)	(25,633,972)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$415,424,275	$415,590,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$309,000	$255,889	$711,532	$367,158
General and administrative expenses - related party	30,000	30,000	60,000	40,000
Franchise tax expense	49,863	49,863	99,228	98,702
Loss from operations	(388,863)	(335,752)	(870,760)	(505,860)
Other income (expense)
Financing costs - derivative warrant liabilities	-	-	-	(815,795)
Change in fair value of derivative warrant liabilities	3,931,400	4,868,830	10,007,200	8,010,250
Interest earned on investments held in Trust Account	609,962	15,025	660,866	18,767
Income before income tax expense	$4,152,499	$4,548,103	$9,797,306	$6,707,362
Income tax expense	91,051	-	91,051	-
Net income	$4,061,448	$4,548,103	$9,706,255	$6,707,362

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000	41,400,000	27,218,785
Basic and diluted net income per share, Class A common stock	$0.08	$0.09	$0.19	$0.18

Weighted average shares outstanding of Class B common stock, basic	10,350,000	10,350,000	10,350,000	9,887,569
Weighted average shares outstanding of Class B common stock, diluted	10,350,000	10,350,000	10,350,000	10,350,000
Basic and diluted net income per share, Class B common stock	$0.08	$0.09	$0.19	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Six Months Ended June 30, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	10,350,000	$1,035	$-	$(25,635,007)	$(25,633,972)
Net income	-	-	-	-	-	5,644,807	5,644,807
Balance - March 31, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(19,990,200)	$(19,989,165)
Net income	-	-	-	-	-	4,061,448	4,061,448
Increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(225,468)	(225,468)
Balance - June 30, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(16,154,220)	$(16,153,185)

	For the Three and Six Months Ended June 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(10,918)	$14,082
Excess of cash received over fair value of private placement warrants	-	-	-	-	273,250	-	273,250
Accretion of Class A common stock to redemption amount	-	-	-	-	(297,215)	(36,422,181)	(36,719,396)
Net income	-	-	-	-	-	2,159,259	2,159,259
Balance - March 31, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(34,273,840)	$(34,272,805)
Net income	-	-	-	-	-	4,548,103	4,548,103
Balance - June 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(29,725,737)	$(29,724,702)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$9,706,255	$6,707,362
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,007,200)	(8,010,250)
Financing costs - derivative warrant liabilities	-	815,795
General and administrative expenses paid by related party under promissory note	-	3,456
Gain on investments held in Trust Account	(660,865)	(18,767)
Changes in operating assets and liabilities:
Prepaid expenses	258,112	(1,055,925)
Accounts payable	(12,257)	-
Due to related party	-	2,415
Accrued expenses	307,057	35,000
Franchise tax payable	(181,587)	97,762
Income tax payable	91,051	-
Net cash used in operating activities	(499,434)	(1,423,152)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(414,000,000)
Net cash used in investing activities	-	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(135,794)
Proceeds received from initial public offering, gross	-	414,000,000
Proceeds received from private placement	-	11,280,000
Offering costs paid	(70,000)	(8,834,478)
Net cash provided by (used in) financing activities	(70,000)	416,309,728

Net increase in cash	(569,434)	886,576

Cash - beginning of the period	818,897	-
Cash - end of the period	$249,463	$886,576

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$12,875
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid through note payable - related party	$-	$60,518
Outstanding accounts payable paid by related party under promissory note	$-	$19,570
Deferred underwriting commissions	$-	$14,490,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 25, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the preparation for the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $249,000 in its operating bank account and a working capital deficit of approximately $453,000, not taking into account tax obligations of approximately $93,000 that may be paid from income from investments held in the Trust Account.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $136,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance on its deferred taxes as of December 31, 2021. During the three and six months ended June 30, 2022, as a result of the increase in interest earned on the Trust Account and the Company’s projection to have taxable income for the year, the Company’s deferred tax assets related to its net operating losses of approximately $27,000 was reversed.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income - basic	$3,249,158	$812,290	$3,638,482	$909,621	$7,765,004	$1,941,251	$4,920,080	$1,787,282
Allocation of net income - diluted	$3,249,158	$812,290	$3,638,482	$909,621	$7,765,004	$1,941,251	$4,859,520	$1,847,842

Denominator:
Basic weighted average common shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000	41,400,000	10,350,000	27,218,785	9,887,569
Diluted weighted average common shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000	41,400,000	10,350,000	27,218,785	10,350,000
Basic net income per share of common stock	$0.08	$0.08	$0.09	$0.09	$0.19	$0.19	$0.18	$0.18
Diluted net income per share of common stock	$0.08	$0.08	$0.09	$0.09	$0.19	$0.19	$0.18	$0.18

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company incurred $30,000 in expenses in connection with such services in the three months ended June 30, 2022 and 2021, as reflected in the accompanying unaudited condensed statements of operations. The Company incurred $60,000 and $40,000 in expenses in connection with such services in the six months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, approximately $160,000 and $100,000, respectively, of such expenses are included as accrued expenses on the condensed balance sheets.

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

6. Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, there were 10,350,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding.

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

7. Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Amount allocated to Public Warrants	(13,980,000)
Class A common stock issuance costs	(22,739,396)
Plus:
Accretion of carrying value to redemption value	36,719,396
Class A common stock subject to possible redemption, December 31, 2021	414,000,000
Increase in redemption value of Class A common stock subject to redemption	225,468
Class A common stock subject to possible redemption, June 30, 2022	$414,225,468

8. Stockholders’ Deficit

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified as temporary equity in the accompanying condensed balance sheets (see Note 7).

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

9. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Assets held in Trust Account:
U.S. Treasury securities	$414,630,677	$-	$-
Cash and cash equivalents - mutual funds	$85,512	$-	$-
	$414,716,189	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$931,500	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$676,800

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Assets held in Trust Account:
U.S. Treasury securities	$414,020,312	$-	$-
Cash and cash equivalents - mutual funds	$35,012	$-	$-
	$414,055,324	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$6,727,500	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$4,888,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in April 2021. There were no transfers to/from Levels 1, 2, and 3 during the three or six months ended June 30, 2022.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model.

The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte Carlo simulations at each measurement date. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. As of June 30, 2022, the fair value of the Public Warrants was estimated at their listed public trading price. For the three months ended June 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of $3.9 million and $4.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of $10.0 million and $8.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Volatility	6.0%	10.7%
Stock price	$9.80	$9.78
Expected life of the options to convert	5.51	5.75
Risk-free rate	2.97%	1.32%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for six months ended June 30, 2022 and 2021 is summarized as follows:

	2022	2021
Derivative warrant liabilities as of January 1	$4,888,000	$-
Issuance of Public and Private Warrants - Level 3	-	24,986,750
Change in fair value of derivative warrant liabilities - Level 3	(2,556,800)	(3,141,420)
Derivative warrant liabilities as of March 31 - Level 3	$2,331,200	$21,845,330
Transfer of Public Warrants to Level 1	-	(12,198,670)
Change in fair value of derivative warrant liabilities - Level 3	(1,654,400)	(2,502,660)
Derivative warrant liabilities as of June 30, 2022 - Level 3	$676,800	$7,144,000

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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2022, we had approximately $249,000 in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since November 25, 2020 (inception) through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account.

For the three months ended June 30, 2022, we had net income of approximately $4.1 million, which consisted of a gain of approximately $3.9 million from changes in fair value of derivative warrant liabilities and approximately $610,000 from interest earned on investments held in the Trust Account, partially offset by approximately $309,000 in general and administrative expenses, $30,000 in general and administrative expenses - related party, approximately $50,000 in franchise tax expenses and approximately $91,000 in income tax expenses.

For the three months ended June 30, 2021, we had net income of approximately $4.5 million, which consisted of approximately $15,000 in gain on investments held in the Trust Account and a gain of approximately $4.9 million from changes in fair value of derivative warrant liabilities, offset by approximately $256,000 in general and administrative expenses, $30,000 in general and administrative expenses - related party, and approximately $49,000 in franchise tax expenses.

For the six months ended June 30, 2022, we had net income of approximately $9.7 million, which consisted of a gain of approximately $10.0 million from changes in fair value of derivative warrant liabilities and approximately $661,000 from interest earned on investments held in the Trust Account, partially offset by approximately $712,000 in general and administrative expenses, $60,000 in general and administrative expenses - related party, approximately $99,000 in franchise tax expenses and approximately $91,000 in income tax expenses.

For the six months ended June 30, 2021, we had net income of approximately $6.7 million, which consisted of approximately $19,000 in gain on investments held in the Trust Account and a gain of approximately $8.0 million from changes in fair value of derivative warrant liabilities, partially offset by approximately $367,000 in general and administrative expenses, $40,000 in general and administrative expenses - related party, approximately $816,000 in financing costs - derivative warrant liabilities and approximately $99,000 in franchise tax expenses.

Due to the increase in income earned on the Trust Account which we expect continues in the second half of the year we are no longer projecting net operating losses. As a result, during the three and six months ended June 30, we had income tax expense of approximately $91,000.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $249,000 in our operating bank account and a working capital deficit of approximately $453,000 not taking into account tax obligations of approximately $93,000 that may be paid from income from investments held in the Trust Account.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note (the “Note”) of $136,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 8, 2021, we repaid the Note in full to our Sponsor which resulted in the Note no longer being available. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We incurred $30,000 and $30,000 in expenses in connection with such services in the three months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. We incurred $60,000 and $40,000 in expenses in connection with such services in the six months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, approximately $160,000 and $100,000, respectively, of such expenses are included as accrued expenses on the condensed balance sheets. As of June 30, 2022 and December 31, 2021, approximately $160,000 and $100,000, respectively, of such expenses are included as accrued expenses on the condensed balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are considering the impact of this pronouncement on the financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Letter Agreement, dated May 31, 2022, by and between the Company and Kenneth Goulet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40139), filed with the Securities and Exchange Commission on May 31, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of August, 2022.

ORION ACQUISITION CORP.

	By:	/s/ Beau Garverick
		Name:	Beau Garverick
		Title:	Chief Executive Officer & Chief Financial Officer

Dated: August 10, 2022