Form 10-Q
period 2022-09-30
Orion Acquisition Corp.
filed 2022-11-14
CIK 1836129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 41,400,000 Class A common stock, par value $0.0001 per share, and 10,350,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

ORION ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ORION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$483,267	$818,897
Prepaid expenses	285,189	716,735
Total current assets	768,456	1,535,632
Investments held in Trust Account	416,641,411	414,055,324
Total Assets	$417,409,867	$415,590,956

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$4,248	$16,664
Accrued expenses	1,282,694	919,700
Franchise tax payable	11,889	183,064
Income tax payable	552,132	-
Total current liabilities	1,850,963	1,119,428
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	893,290	11,615,500
Total Liabilities	17,234,253	27,224,928

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares issued and outstanding at $10.05 and $10.00 per share at redemption as of September 30, 2022 and December 31, 2021, respectively	415,960,012	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(15,785,433)	(25,635,007)
Total stockholders’ deficit	(15,784,398)	(25,633,972)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$417,409,867	$415,590,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$316,223	$762,027	$1,027,755	$1,129,184
General and administrative expenses - related party	30,000	29,700	90,000	69,700
Franchise tax expense	50,411	50,711	149,639	149,413
Loss from operations	(396,634)	(842,438)	(1,267,394)	(1,348,297)
Other income (expense)
Financing costs - derivative warrant liabilities	-	-	-	(815,795)
Change in fair value of derivative warrant liabilities	715,010	5,539,700	10,722,210	13,549,950
Interest earned on investments held in Trust Account	2,246,036	(4,850)	2,906,902	13,916
Income before income tax expense	$2,564,412	$4,692,412	$12,361,718	$11,399,774
Income tax expense	461,081	-	552,132	-
Net income	$2,103,331	$4,692,412	$11,809,586	$11,399,774

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000	41,400,000	31,997,802
Basic and diluted net income per share, Class A common stock	$0.04	$0.09	$0.23	$0.27

Weighted average shares outstanding of Class B common stock, basic	10,350,000	10,350,000	10,350,000	10,043,407
Weighted average shares outstanding of Class B common stock, diluted	10,350,000	10,350,000	10,350,000	10,350,000
Basic and diluted net income per share, Class B common stock	$0.04	$0.09	$0.23	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	10,350,000	$1,035	$-	$(25,635,007)	$(25,633,972)
Net income	-	-	-	-	-	5,644,807	5,644,807
Balance - March 31, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(19,990,200)	$(19,989,165)
Net income	-	-	-	-	-	4,061,448	4,061,448
Increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(225,468)	(225,468)
Balance - June 30, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(16,154,220)	$(16,153,185)
Net income	-	-	-	-	-	2,103,331	2,103,331
Increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(1,734,544)	(1,734,544)
Balance - September 30, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(15,785,433)	$(15,784,398)

	For the Three and Nine Months Ended September 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(10,918)	$14,082
Excess of cash received over fair value of private placement warrants	-	-	-	-	273,250	-	273,250
Accretion of Class A common stock to redemption amount	-	-	-	-	(297,215)	(36,422,181)	(36,719,396)
Net income	-	-	-	-	-	2,159,259	2,159,259
Balance - March 31, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(34,273,840)	$(34,272,805)
Net income	-	-	-	-	-	4,548,103	4,548,103
Balance - June 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(29,725,737)	$(29,724,702)
Net income	-	-	-	-	-	4,692,412	4,692,412
Balance - September 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(25,033,325)	$(25,032,290)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ORION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$11,809,586	$11,399,774
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,722,210)	(13,549,950)
Financing costs - derivative warrant liabilities	-	815,795
General and administrative expenses paid by related party under promissory note	-	3,456
Gain on investments held in Trust Account	(2,906,902)	(13,916)
Changes in operating assets and liabilities:
Prepaid expenses	431,546	(879,736)
Accounts payable	(12,416)	-
Due to related party	-	148
Accrued expenses	432,994	609,700
Franchise tax payable	(171,175)	148,173
Income tax payable	552,132	-
Net cash used in operating activities	(586,445)	(1,466,556)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(414,000,000)
Interest released from Trust Account	320,815	-
Net cash provided by (used) in investing activities	320,815	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(135,794)
Proceeds received from initial public offering, gross	-	414,000,000
Proceeds received from private placement	-	11,280,000
Offering costs paid	(70,000)	(8,834,478)
Net cash provided by (used in) financing activities	(70,000)	416,309,728

Net increase (decrease) in cash	(335,630)	843,172

Cash - beginning of the period	818,897	-
Cash - end of the period	$483,267	$843,172

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$12,875
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid through note payable - related party	$-	$60,518
Outstanding accounts payable paid by related party under promissory note	$-	$19,570
Deferred underwriting commissions	$-	$14,490,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 25, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the preparation for the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Orion Healthcare Acquisition Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.6 million, of which approximately $816,000 was for financing costs related to derivative warrant liabilities and approximately $14.5 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,520,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $11.3 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Warrants in the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

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

The Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares in connection with an initial Business Combination with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 4, 2023, or such amended date as agreed to by a stockholder vote (see Note 10) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $483,000 in its operating bank account held outside the Trust Account, approximately $681,000 of investment income held in the Trust Account to pay for its tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital deficit, exclusive of tax liabilities of approximately $518,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $136,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the working capital deficit and the mandatory liquidation date and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by the end of the Combination Period, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Orion Acquisition Corp.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities recognized in the condensed balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

Orion Acquisition Corp.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants then measured utilizing the Level 2 input of the quoted listed trading price for such warrants as of September 30, 2022. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A common stock subject to redemption, as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance on its deferred taxes as of September 30, 2022 and December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income - basic	$1,682,665	$420,666	$3,753,930	$938,482
Allocation of net income - diluted	$1,682,665	$420,666	$3,753,930	$938,482

Denominator:
Basic weighted average common shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000
Diluted weighted average common shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000

Basic net income per share of common stock	$0.04	$0.04	$0.09	$0.09
Diluted net income per share of common stock	$0.04	$0.04	$0.09	$0.09

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income - basic	$9,447,669	$2,361,917	$8,676,433	$2,723,341
Allocation of net income - diluted	$9,447,669	$2,361,917	$8,613,616	$2,786,158

Denominator:
Basic weighted average common shares outstanding	41,400,000	10,350,000	31,997,802	10,043,407
Diluted weighted average common shares outstanding	41,400,000	10,350,000	31,997,802	10,350,000

Basic net income per share of common stock	$0.23	$0.23	$0.27	$0.27
Diluted net income per share of common stock	$0.23	$0.23	$0.27	$0.27

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

Each Unit consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, beginning on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering (see Note 6).

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, beginning on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees (except as set forth in Note 6 under “Redemption of warrants when the price per shares of Class A common stock equals or exceeds $10.00”).

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On December 8, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of March 4, 2021, the Company had borrowed approximately $136,000 under the Note. On March 8, 2021, the Company repaid the Note in full which resulted in the Note no longer being available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the effective date of the prospectus for the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company incurred $30,000 in expenses in connection with such services in the three months ended September 30, 2022 and 2021, as reflected in the accompanying unaudited condensed statements of operations. The Company incurred $90,000 and approximately $70,000 in expenses in connection with such services in the nine months ended September 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, approximately $183,000 and $100,000, respectively, of such expenses are included as accrued expenses on the condensed balance sheets.

The Company’s officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, the Company does not expect to have any additional controls in place governing the reimbursement payments to the Company’s directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

5. Commitments and Contingencies

Registration Rights

The Initial Stockholders and holders of the Private Placement Warrants were entitled to registration rights pursuant to a registration rights agreement. Following completion of the initial Business Combination, the Initial Stockholders and holders of the Private Placement Warrants would be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders would have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

Risks and Uncertainties

Management continues to evaluate the impact of macroeconomic conditions, such as the COVID-19 pandemic, downturns in the financial markets, inflation, declines in consumer spending, increases in interest rates, and geopolitical instability such as the war in Ukraine, on the industry and has concluded that while it is reasonably possible that such macroeconomic conditions could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any repurchase by the Company of the Company’s stock that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, generally is expected to be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on redemption of Class A common stock or other stock of the Company in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (iii) the structure of a Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the Company and not by the redeeming holder. The imposition of the excise tax could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions such that redeeming holders of Public Shares may receive a per-share redemption amount that is lower than what they would otherwise be entitled to receive.

6. Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, there were 10,350,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding.

Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees (except as set forth below under “Redemption of warrants when the price per shares of Class A common stock equals or exceeds $10.00”). If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

7. Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Amount allocated to Public Warrants	(13,980,000)
Class A common stock issuance costs	(22,739,396)
Plus:
Accretion of carrying value to redemption value	36,719,396
Class A common stock subject to possible redemption, December 31, 2021	414,000,000
Plus:
Increase in redemption value of Class A common stock subject to redemption	1,960,012
Class A common stock subject to possible redemption, September 30, 2022	$415,960,012

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

8. Stockholders’ Deficit

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified as temporary equity in the accompanying condensed balance sheets (see Note 7).

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

9. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Assets held in Trust Account:
U.S. Treasury securities	$416,527,083	$-	$-
Cash and cash equivalents - mutual funds	$114,328	$-	$-
	$416,641,411	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$517,500	$-
Derivative warrant liabilities - Private Placement	$-	$-	$375,790

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Assets held in Trust Account:
U.S. Treasury securities	$414,020,312	$-	$-
Cash and cash equivalents - mutual funds	$35,012	$-	$-
	$414,055,324	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$6,727,500	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$4,888,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately traded beginning in April 2021. The estimated fair value of the Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of September 30, 2022. There were no other transfers to/from Levels 1, 2, and 3 during the three or nine months ended September 30, 2022.

Level 1 assets include investments in U.S. Treasury securities and investments in money market funds that invest solely in U. S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model.

The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte Carlo simulations at each measurement date. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. As of September 30, 2022, the fair value of the Public Warrants was measured utilizing the Level 2 input of the quoted listed trading price for such warrants. For the three months ended September 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $715,000 and $5.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of $10.7 million and $13.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Volatility	5.3%	10.7%
Stock price	$9.85	$9.78
Expected life of the options to convert	5.42	5.75
Risk-free rate	3.96%	1.32%
Dividend yield	0.00%	0.00%
Implied Probability of Successful Business Combination	6.92%	N/A

Orion Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for nine months ended September 30, 2022 and 2021 is summarized as follows:

	2022	2021
Derivative warrant liabilities as of January 1	$4,888,000	$-
Issuance of Public and Private Warrants - Level 3	-	24,986,750
Change in fair value of derivative warrant liabilities - Level 3	(2,556,800)	(3,141,420)
Derivative warrant liabilities as of March 31 - Level 3	2,331,200	21,845,330
Transfer of Public Warrants to Level 1	-	(12,198,670)
Change in fair value of derivative warrant liabilities - Level 3	(1,654,400)	(2,502,660)
Derivative warrant liabilities as of June 30 - Level 3	676,800	7,144,000
Change in fair value of derivative warrant liabilities - Level 3	(301,010)	(2,331,200)
Derivative warrant liabilities as of September 30 - Level 3	$375,790	$4,812,800

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 4, 2023, or such amended date as approved by our stockholders (the “Combination Period”), we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2022, we had approximately $483,000 in our operating bank account. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since November 25, 2020 (inception) through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account.

For the three months ended September 30, 2022, we had net income of approximately $2.1 million, which consisted of a gain of approximately $715,000 from changes in fair value of derivative warrant liabilities and approximately $2.2 million from interest earned on investments held in the Trust Account, partially offset by approximately $316,000 in general and administrative expenses, $30,000 in general and administrative expenses due to a related party, approximately $50,000 in franchise tax expenses and approximately $461,000 in income tax expenses.

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

For the nine months ended September 30, 2022, we had net income of approximately $11.8 million, which consisted of a gain of approximately $10.7 million from changes in fair value of derivative warrant liabilities and approximately $2.9 million from interest earned on investments held in the Trust Account, partially offset by approximately $1.0 million in general and administrative expenses, $90,000 in general and administrative expenses due to a related party, approximately $150,000 in franchise tax expenses and approximately $552,000 in income tax expenses.

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

Due to the increase in income earned on the Trust Account we are no longer projecting net operating losses. As a result, during the three and nine months ended September 30, 2022, we had income tax expenses of approximately $461,000 and $552,000, respectively.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $483,000 in our operating bank account held outside the Trust Account, approximately $681,000 of investment income held in the Trust Account to pay for our tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital deficit, exclusive of tax liabilities, of approximately $518,000.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of our founder shares to our Sponsor, the promissory note (the “Note”) of $136,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 8, 2021, we repaid the Note in full to our Sponsor which resulted in the Note no longer being available. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any repurchase by the Company of the Company’s stock that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, is generally expected to be subject to the excise tax on a redemption of Class A common stock or other stock of the Company. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (iii) the structure of a Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (iv) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the Company and not by the redeeming holder.

The imposition of the excise tax could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions in 2023 such that redeeming holders of Public Shares may receive a per-share redemption amount that is lower than what they would otherwise be entitled to receive. As a result, to allow Orion to return the proceeds of its Initial Public Offering to its Public Stockholders earlier than currently contemplated under the Amended and Restated Certificate of Incorporation and avoid the imposition of the excise tax, on October 21, 2022, the Company filed a definitive proxy statement with respect to a special meeting of stockholders to seek shareholder approval of amendments to the Company’s Amended and Restated Certificate of Incorporation to (i) change the date by which the Company must consummate its initial Business Combination from March 4, 2023 to December 1, 2022, (ii) remove the Redemption Limitation (as defined in the Amended and Restated Certificate of Incorporation) to allow the Company to redeem Public Shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and (iii) allow the Company to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account prior to redeeming the Public Shares in connection with the stockholder meeting in order to pay dissolution expenses.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share beginning on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees (except as set forth in Note 6 to our Financial Statements under “Redemption of warrants when the price per shares of Class A common stock equals or exceeds $10.00”).

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.25 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We incurred $30,000 in expenses in connection with such services in the three months ended September 30, 2022 and 2021, as reflected in the accompanying unaudited condensed statements of operations. We incurred $90,000 and $70,000 in expenses in connection with such services in the nine months ended September 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, approximately $183,000 and $100,000, respectively, of such expenses are included as accrued expenses on the condensed balance sheets.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The fair value of warrants issued by us in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants then measured utilizing the Level 2 input of the quoted listed trading price for such warrants as of September 30, 2022. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A common stock subject to redemption, as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are considering the impact of this pronouncement on the financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC March 30, 2022, except for the following:

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by March 4, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the Trust Account due to a failure to complete an initial business combination within the requisite timeframe.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 14th day of November, 2022.

ORION ACQUISITION CORP.

	By:	/s/ Beau Garverick
		Name:	Beau Garverick
		Title:	Chief Executive Officer & Chief Financial Officer

Dated: November 14, 2022